Form 10-K/A
period 2018-12-31
Wells Fargo Commercial Mortgage Trust 2016-C32
filed 2019-10-31
CIK 1663240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on March 22, 2019 (the “Original Form 10-K”) is to replace the report on assessment of compliance and the accountants’ attestation report of Rialto Capital Advisors, LLC filed as exhibits to the Original Form 10-K under Exhibit 33 and Exhibit 34, respectively, with the corresponding exhibits attached hereto.  Except as described above, no other changes are being made to the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.3         Rialto Capital Advisors, LLC, as Special Servicer

33.12       Rialto Capital Advisors, LLC, as Special Servicer of the 10 South LaSalle Street Mortgage Loan (see Exhibit 33.3)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.3         Rialto Capital Advisors, LLC, as Special Servicer

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

Date: October 31, 2019